Form 10KSB
period 2007-12-31
Freedom 6, Inc.
filed 2008-03-06
CIK 1368291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

The registrant did not have any revenues for the year ended December 31, 2007.

As of March 5, 2008, there were 100,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Freedom 6, Inc. (the “Company” or “Registrant”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS

(a)	Business Development

Freedom6, Inc. (the “Company” or the “Registrant”) was incorporated in the State of Delaware on June 27, 2006. Since its inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a “blank check” company as defined in Rule 419(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

(b)	Business of Issuer

The Company, based on proposed business activities, is a “blank check” company as defined in Rule 419(a)(2) of the Securities Act. The SEC defines those companies as “any development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

CONTROL BY MANAGEMENT.

Management currently owns approximately 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of our operations and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of our certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

The purchaser represented in writing that it acquired the securities for its own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on June 27, 2006, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers and directors are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

For the year ending December 31, 2007 and the period from June 27, 2006 (Inception) to December 31, 2006, the Company had no activities that produced revenues from operations.

For the year ending December 31, 2007 and the period from June 27, 2006 (Inception) to December 31, 2006, the Company had a net loss of $11,935 and $6,235, respectively, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of December 31, 2007, the Company had assets equal to $0 compared to $1,500 as of December 31, 2006, comprised exclusively of prepaid expenses. The Company’s current liabilities as of December 31, 2007 and 2006 totaled $3,500 and $5,060, respectively, comprised accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from June 27, 2006 (Inception) to December 31, 2007

Operating activities	$(11,935)
Investing activities	-
Financing activities	$8,435

Net effect on cash	$(3.500)

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.  Financial Statements.

FREEDOM6, INC.
(A Development Stage Company)
Index to Financial Statements
December 31, 2007

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS
Balance Sheets	F−2
Statements of Operations	F−3
Statements of Changes of Stockholder’s Equity	F−4
Statements of Cash Flows	F−5

Notes to Financial Statements	F−6 −F−8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Freedom 6, Inc.
A Development Stage Company

We have audited the accompanying balance sheet of Freedom6, Inc., a development stage company, as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholder’s equity, and cash flows for the period June 27, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom6, Inc., a development stage company, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the period June 27, 2006 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 & 8 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
Newtown, Pennsylvania
5 March 2008

FREEDOM6, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
December 31, 2007 and December 31, 2006

	12/31/2007	12/31/2006
	Audited	Audited
Assets
Prepaid expenses	$-	$1,500

Total assets	$-	$1,500

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$3,500	$5,060

Total liabilities	3,500	5,060

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	8,425	2,665
Deficit accumulated during the development stage	(11,935)	(6,235)

Total stockholder's equity (deficit)	(3,500)	(3,560)

Total liabilities and stockholder's equity (deficit)	$-	$1,500

See accompanying notes

FREEDOM6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

				For the period	For the period
	For the three	For the twelve	For the three	June 27, 2006	June 27, 2006
	months ended	months ended	months ended	(Inception) to	(Inception) to
	December 31, 2007	December 31, 2007	December 31, 2006	December 31, 2006	December 31, 2007
	Audited	Audited	Audited	Audited	Audited

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	3,750	5,700	4,135	6,235	11,935

Net loss	$(3,750)	$(5,700)	$(4,135)	$(6,235)	$(11,935)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.038)	$(0.057)	$(0.041)	$(0.062)	$(0.119)

See accompanying notes

FREEDOM6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period June 27, 2006 (Inception) to December 31, 2007
Audited

						Deficit
						Accumulated
					Additional	During the	Stockholder's
	Preferred stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance - June 27, 2006 (Inception)	-	-	-	$-	$-	$-	$-

Issuance of common shares	-	-	100,000	10	2,090	-	2,100

Capital contributions – shareholder	-	-	-	-	575	-	575

Net (loss)	-	-	-	-	-	(6,235)	(6,235)

Balance, December 31, 2006	-	-	100,000	$10	$2,665	$(6,235)	$(3,560)

Capital contributions – shareholder	-	-	-	-	5,760	-	5,760

Net (loss)	-	-	-	-	-	(5,700)	(5,700)

Balance, December 31, 2007	-	-	100,000	$10	$8,425	$(11,935)	$(3,500)

See accompanying notes

FREEDOM6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

		For the period	For the period
	For the twelve	June 27, 2006	June 27, 2006
	months ended	(Inception) to	(Inception) to
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007
	Audited	Audited	Audited

Cash flows from operating activities
Net (loss)	$(5,700)	$(6,235)	$(11,935)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	1,500	(1,500)	-
Increase (decrease) in accounts payable	(1,560)	5,060	3,500

Net cash (used in) operating activities	(5,760)	(2,675)	(8,435)

Cash flows from financing activities
Proceeds from issuance of common stock	-	2,100	2,100
Proceeds from additional capital contributions	5,760	575	6,335

Net cash provided by financing activities	5,760	2,675	8,435

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 1. DEVELOPMENT STAGE COMPANY

Freedom6, Inc. (“the Company”) was incorporated in the State of Delaware on June 27, 2006 and is currently in its development stage.

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through December 31, 2007, the Company did not maintain any bank accounts.

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

FREEDOM6, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

NOTE 7. INCOME TAXES

The Company has approximately $11,935 in gross deferred tax assets at December 31, 2007, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period June 27, 2006 (inception) to December 31, 2007. At December 31, 2007, the Company has federal net operating loss carry forwards of approximately $11,935 available to offset future taxable income through 2027.

For the period June 27, 2006 (inception) to December 31, 2007, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

FREEDOM6, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information

None

Part III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)    Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended December 31, 2007:

Name	Age	Position	Term

Virginia K. Sourlis	43	President and Sole Director	June 27, 2006 thru present

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

Based solely on the Company’s review of the copies of the forms received by it during the period from June 27, 2006 (inception) to December 31, 2007 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Item 10.  Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Annual Compensation

Virginia K. Sourlis, President & Sole Director	2007	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period June 27, 2006 (inception) to December 31, 2007, no director expenses were incurred.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 5, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

AUDIT FEES

The aggregate fees billed by Conner for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $3,500 for fiscal year ended December 31, 2007.

AUDIT-RELATED FEES

Conner’s fees billed for assurance and related services related to the review of the Company’s financial statements were $1,500 for the fiscal year ended December 31, 2007.

TAX FEES

Conner’s fees billed for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2007.

ALL OTHER FEES

Conner’s fees billed for other products and services were $0 for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM 6, INC.

Dated: March 5, 2008	By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis
President