Form 10QSB
period 2008-03-31
Freedom 6, Inc.
filed 2008-05-01
CIK 1368291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission File No. 000-52114

FREEDOM 6, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5153533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or formation)	Identification No.)

2 Bridge Avenue
Red Bank, New Jersey 07701
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:  (732) 530-9007

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2008: 100,000 shares of common stock, par value $.0001 per share.

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
March 31, 2008

PART I – FINANCIAL STATEMENTS
Item 1. Financial Statements

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
March 31, 2008 and December 31, 2007

	3/31/2007	12/31/2007
	Unaudited	Audited
Assets
Prepaid expenses	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$750	$3,500

Total liabilities	750	3,500

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	11,925	8,425
Deficit accumulated during the development stage	(12,685)	(11,935)

Total stockholder's equity (deficit)	(750)	(3,500)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

	For the three months ended Mar. 31, 2008	For the three months ended Mar. 31, 2007	For the period June 27, 2006 (Inception) to Mar. 31, 2008
	Unaudited	Unaudited	Unaudited

Net sales	$-		$-

Cost of sales	-		-

Gross profit	-		-

General and administrative expenses	750	700	12,685

Net loss	$(750)	$(700)	$(12,685)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.008)	$(0.007)	$0.127)

The financial information presented herein has been prepared by management.

See accompanying notes

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period June 27, 2006 (Inception) to March 31, 2008
Unaudited

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Stockholder's Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - June 27, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	2,090	-	2,100

Capital contributions - shareholder	-	-	575	-	575

Net (loss)	-	-	-	(6,235)	(6,235)

Balance, December 31, 2006	100,000	$10	$2,665	$(6,235)	$(3,560)

Capital contributions - shareholder	-	-	5,760	-	5,760

Net (loss)	-	-	-	(5,700)	(5,700)

Balance, December 31, 2007	100,000	$10	$8,425	$(11,935)	$(3,500)

Capital contributions - shareholder	-	-	3,500	-	3,500

Net (loss)	-	-	-	(750)	(750)

Balance, March 31, 2008	100,000	$10	$11,925	$(12,685)	$(750)

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the period June 27, 2006 (Inception) to March 31, 2008
	Unaudited	Unaudited	Unaudited

Cash flows from operating activities
Net (loss)	$(750)	$(700)	$(12,685)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	-	500	-
Increase (decrease) in accounts payable	(2,750)	(2,000)	750

Net cash (used in) operating activities	(3,500)	(2,200)	(11,935)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	10
Proceeds from additional capital contributions	3,500	2,200	11,925

Net cash provided by financing activities	3,500	2,200	11,935

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

FREEDOM 6, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through March 31, 2008, the Company did not maintain any bank accounts.

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

e.	Fair Value of Financial Instruments - The carrying value of cash equivalents and accrued expenses approximates fair value due to the short term nature.

FREEDOM 6, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

f.
New Accounting Pronouncement - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

NOTE 3.	PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. The Preferred Stock of the Company may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

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

NOTE 6	RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of sole shareholder, at no cost. Management estimates such amounts to be immaterial.

FREEDOM 6, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

NOTE 7	INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of March 31, 2008, the three months ended March 31, 2007 and for the period June 27, 2006 (inception) through March 31, 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB12G filed with the Securities and Exchange Commission on July 7, 2006, which contained audited financial statements as of June 30, 2006 and for the period June 27, 2006 (inception) to June 30, 2006.

NOTE 8	GOING CONCERN

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

The Company and/or its sole shareholder will supervise the search for target companies as potential candidates for a business combination. The Company and/or its sole shareholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or its shareholder may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

For the three month periods ending March 31, 2008, and March 31, 2007, and for the period from June 27, 2006 (Inception) to March 31, 2008, the Company had no activities that produced revenues from operations.

For the three month periods ended March 31, 2008 and 2007, the Company had a net loss of $750 and $700, respectively. From the Company’s date of inception (June 27, 2006) to March 31, 2008, the Company had a net loss of $12,685. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $0 compared to $0as of December 31, 2007. The Company’s current liabilities as of March 31, 2008 and December 31, 2007 totaled $750 and $3,500, respectively, comprised accounts and notes payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from June 27, 2006 (Inception) to March 31, 2008

Operating activities	$(12,685)
Investing activities	-
Financing activities	$12,685

Net effect on cash	$0

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

At March 31, 2008, the Company had no capital resources and primarily relies upon the issuance of common stock and additional capital contributions from its sole shareholder to fund administrative expenses pending acquisition of an operating company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2008.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are effective, and no material weaknesses in financial reporting have been discovered upon our year-end evaluation. As noted in this Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

This Form 10-QSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

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

Item 3. Defaults upon Senior Securities.

 None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

 None

Item 6. Exhibits.

 Exhibit Index

3.1*	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 27, 2006.
3.2*	By-Laws
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-52061), as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 1, 2008

Freedom 6, Inc.

By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis
Chief Executive Officer, President
And Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)