Form 10-Q
period 2008-09-30
Freedom 6, Inc.
filed 2008-11-03
CIK 1368291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☒  Yes      ☐  No

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
September 30, 2008

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
September 30, 2008 and December 31, 2007

	9/30/2008	12/31/2007
	Unaudited	Audited

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	750	3,500

Total liabilities	750	3,500

Commitment and contingencies	-	-

Stockholders’ equity (deficit)

Preferred stock, $.0001 par value, authorized 10,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value; authorized 100,000,000 shares:
100,000 issued and outstanding as of December 31, 2007
2,400,000 issued and outstanding as of September 30, 2008	240	10
Additional paid-in capital	13,235	8,425
Deficit accumulated during the development stage	(14,225)	(11,935)

Total stockholders’ equity (deficit)	(750)	(3,500)

Total liabilities and stockholders’ equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by certified public accountants

See accompanying notes

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

					For the period
	For the three	For the three	For the nine	For the nine	June 27, 2006
	months ended	months ended	months ended	months ended	(Inception) to
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Consulting services	40	-	40	-	40
General and administrative expenses	750	750	2,250	1,950	14,185

Total operating expenses	790	750	2,290	1,950	14,225

Loss from operations	(790)	(750)	(2,290)	(1,950)	(14,225)

Provision for income taxes	-	-	-	-	-

Net loss	$(790)	$(750)	$(2,290)	$(1,950)	$(14,225)

Weighted average number of common shares outstanding (basic and fully diluted)	148,925	100,000	105,515	100,000	100,000

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.14)

The financial information presented herein has been prepared by management without audit by certified public accountants

See accompanying notes

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

					Period from
	For the three	For the three	For the nine	For the nine	June 26, 2006
	months ended	months ended	months ended	months ended	(inception ) to
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Cash flows from operating activities

Net loss	$(790)	$(750)	$(2,290)	$(1,950)	$(14,225)

Adjustments to reconcile net (loss) to net (used in) operating activities:

Stock issued for services	40	-	40	-	40
(Increase) decrease in prepaid expenses	-	-	-	1,500	-
Increase (decrease) in accounts payable	-	(4,760)	(2,790)	(5,060)	710

Net cash (used in) operating activities	(750)	(5,510)	(5,040)	(5,510)	(13,475)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	-	2,100
Proceeds from additional capital contributions	750	5,510	5,040	5,510	11,375

Net cash provided by financing activities	750	5,510	5,040	5,510	13,475

Net increase in cash and cash equivalents	-	-	-	-	-

Cash - beginning of period	-	-	-	-	-

Cash - end of period	$-	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-	-	-

Interest paid	$-	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 6, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1. DEVELOPMENT STAGE COMPANY

Freedom 6, Inc. (“the Company”) was incorporated in the State of Delaware on June 27, 2006 and is currently in its development stage.

On July 7, 2006, the Company filed a Registration Statement on Form 10SB to have its common stock, par value $0.0001, registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on September 5, 2006.

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through September 30, 2008, the Company did not maintain any bank accounts.

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
September 30, 2008

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

NOTE 4. STOCK ISSUED FOR SERVICES

On September 18, 2008, post-stock split as described in Note 4, the Company issued 400,000 shares for services rendered by consultants on behalf of the Company. The Company valued these shares at their respective par value of $.0001. The accompanying unaudited financial statements reflect $40 (400,000 times $.0001) as consulting services for the three months and nine months ended September 30, 2008. As of September 30, 2008, these shares represent 16.67% of the total outstanding commons shares of the Company. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance from the exemptions there from afforded the Company under Section 4(2) promulgated there under due to the fact that the issuance did not involve a public offering. The shares were issued on a post-split basis

NOTE 5. COMMON STOCK

On September 18, 2008, the Company filed an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware thereby effectuating a forward stock split of 20-to-1, effective 12:01 a.m. on September 18, 2008 (the “Forward Split”).

Prior to the Forward Split, there were 100,000 shares of the Company’s common stock issued and outstanding.  Upon the effectiveness of the Forward Split there were 2,000,000 shares of the Company’s common stock. Upon the issuance of an aggregate of 400,000 shares of the Company’s common stock as discussed in Note 4, there are an aggregate of 2,400,000 shares of the Company’s common stock issued and outstanding as of September 30, 2008.  The Company did not amend the par value of the Company’s common stock.

The total number of shares of capital stock which the Company has authority to issue remains unchanged. The Company is authorized to issue one hundred ten million (110,000,000) shares of capital stock, one hundred million (100,000,000) shares of which are designated as common stock, and ten million (10,000,000) shares of which are “blank check” preferred stock, $0.0001 par value, which can be designated by the Board of Directors in one or more classes with voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions.

FREEDOM 6, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

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

NOTE 7. INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of the Company as of September 30, 2008, the three and nine months ended September 30, 2008 and 2007 and for the period June 27, 2006 (inception) through September 30, 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB as of December 31, 2007, and for the period June 27, 2006 (inception) to December 31, 2007.

NOTE 8. GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company’s shareholders shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

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

Revenues. For the three and nine month periods ended September 30, 2008, and September 30, 2007, and for the period from June 27, 2006 (Inception) to September 30, 2008, the Company had no activities that produced revenues from operations.

Net Loss. For the three month periods ended September 30, 2008 and 2007, the Company had a net loss of $790 and $750, respectively. For the nine month periods ended September 30, 2008 and 2007, the Company had a net loss of $2,290 and $1,950, respectively. From the Company’s date of inception (June 27, 2006) to September 30, 2008, the Company had a net loss of $14,225. These losses were mostly due to accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liabilities. At September 30, 2008, the Company had $750 in liabilities, consisting of Accounts Payable consisting of audit and SEC filing fees accrued for the filing of the Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three month periods ended September 30, 2008 and 2007, the Company had general and administrative expenses of $790 and $750, respectively. For the nine month periods ended September 30, 2008 and 2007, the Company had general and administrative expenses of $2, 290 and $1,950, respectively. From the Company’s date of inception (June 27, 2006) to September 30, 2008, the Company had general and administrative expenses of $14,225. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, the Company had no assets. The Company’s current liabilities as of September 30, 2008 and December 31, 2007 totaled $750 and $3,500, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the three and nine months ended September 30, 2008 and 2007

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash used in operating activities	$(750)	$(5,510)	$(5,040)	$(5,510)
Investing activities	$0	$0	$0	$0
Cash provided by financing activities	$750	$5,510	$5,040	$5,510

Net effect on cash	$0	$0	$0	$0

As of September 30, 2008, the Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Issuance of Restricted Shares

On September 18, 2008, Freedom 6, Inc., a Delaware corporation (the “Company”), issued an aggregate of 400,000 shares of common stock, par value $0.0001 per share, of the Company to an aggregate of six individuals for services rendered on behalf of the Company. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance from the exemptions therefrom afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering. The shares were issued on a post-split basis as discussed below.

Forward Stock Split

On September 18, 2008, the Company filed an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware thereby effectuating a forward stock split of 20-to-1, effective 12:01 a.m. on September 18, 2008 (the “Forward Split”).

Prior to the Forward Split, there were 100,000 shares of the Company’s common stock issued and outstanding.  Upon the effectiveness of the Forward Split there were 2,000,000 shares of the Company’s common stock. Upon the issuance of an aggregate of 400,000 shares of the Company’s common stock as discussed above, there are currently an aggregate of 2,400,000 shares of the Company’s common stock issued and outstanding.  The Company did not amend the par value of the Company’s common stock.

The total number of shares of capital stock which the Company has authority to issue remains unchanged. The Company is authorized to issue one hundred ten million (110,000,000) shares of capital stock, one hundred million (100,000,000) shares of which are designated as common stock, and ten million (10,000,000) shares of which are “blank check” preferred stock, $0.0001 par value, which can be designated by the Board of Directors in one or more classes with voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions.

Off-Balance Sheet Arrangements

As of September 30, 2008, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls and procedures during the quarterly period ended September 30, 2008.

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

On September 18, 2008, Freedom 6, Inc., a Delaware corporation (the “Company”), issued an aggregate of 400,000 shares of common stock, par value $0.0001 per share, of the Company to an aggregate of six individuals. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance from the exemptions therefrom afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering. The shares were issued on a post-split basis as discussed here this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter covered by this report, ending September 30, 2008, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated November 3, 2008

FREEDOM 6, INC.

By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis
Chief Executive Officer, President
And Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)