Form 10-K
period 2008-12-31
Freedom 6, Inc.
filed 2009-02-27
CIK 1368291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     December 31, 2008

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                            Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                            Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There is currently no market for any of our securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 27, 2009, there were 2,400,000 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Freedom 6, Inc. (the “Company” or “Registrant”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 1. BUSINESS

(a)	Business Development

Freedom 6, Inc. (the “Company” or the “Registrant”) was incorporated in the State of Delaware on June 27, 2006. Since its inception, the Company has been engaged in organizational efforts and efforts to obtain initial financing. The Company was formed as a “blank check” company as defined in Rule 419(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

(c)	Reports to security holders.

1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

2)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Securities Exchange Act of 1934, as amended.

3)
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

Employees

The Company currently has no employees.

Item 1A. RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties.

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

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.0001 per share (the “Common Stock”). As of the date hereof, 2,400,000 shares of Common Stock are issued and outstanding, and there are approximate 7 holders of record of the Common Stock.

The Common Stock is not listed on a publicly-traded market or exchange.

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

Prior to the Forward Split, there were 100,000 shares of the Company’s common stock issued and outstanding. Upon the effectiveness of the Forward Split there were 2,000,000 shares of the Company’s common stock. Upon the issuance of an aggregate of 400,000 shares of the Company’s common stock as discussed below, there are currently an aggregate of 2,400,000 shares of the Company’s common stock issued and outstanding.  The Company did not amend the par value of the Company’s common stock.

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

Recent Sales of Unregistered Securities

On June 27, 2006, the Registrant issued a total of 100,000 shares of Common Stock to Getting You There, LLC, an entity owned by Virginia K. Sourlis, the sole officer and director of the Registrant, for aggregate cash consideration of $2,100. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

On September 18, 2008, Freedom 6, Inc., a Delaware corporation (the “Company”), issued an aggregate of 400,000 shares of common stock, par value $0.0001 per share, of the Company to an aggregate of six individuals for services rendered on behalf of the Company. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance from the exemptions therefrom afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering. The shares were issued on a post-split basis as discussed above.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

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

For the year ending December 31, 2008 and the period from June 27, 2006 (Inception) to December 31, 2008, the Company has had no activities that produced revenues from operations.

For the year ending December 31, 2008 and 2007, the Company had a net loss of $4,040 and $5,700, respectively.  For the period from June 27, 2006 (Inception) to December 31, 2008, the Company had a net loss of $15,975, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

For the year ending December 31, 2008 and 2007, the Company had operating expenses of $4,040 and $5,700, respectively. For the period from June 27, 2006 (Inception) to December 31, 2008, the Company had operating expenses of $15,975. These expenses were due to consulting, accounting, audit and SEC filing fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of December 31, 2008 and 2007, the Company had assets equal to $0. The Company’s current liabilities as of December 31, 2008 and 2007 totaled $1,750 and $3,500, respectively, comprised accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from June 27, 2006 (Inception) to December 31, 2008

Operating activities	$(14,225)
Investing activities	-
Financing activities	$14,225

Net effect on cash	$-

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

Prior to the Forward Split, there were 100,000 shares of the Company’s common stock issued and outstanding.  Upon the effectiveness of the Forward Split there were 2,000,000 shares of the Company’s common stock. Upon the issuance of an aggregate of 400,000 shares of the Company’s common stock as discussed above, as of December 31, 2008, there are an aggregate of 2,400,000 shares of the Company’s common stock issued and outstanding.  The Company did not amend the par value of the Company’s common stock.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements.

FREEDOM 6, INC.
(A Development Stage Company)
Index to Financial Statements
December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Freedom 6, Inc.
A Development Stage Company

We have audited the accompanying balance sheet of Freedom 6, Inc. (“the Company”), a development stage company, as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholder’s equity, and cash flows for the period June 27, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, a development stage company, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the period June 27, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Conner & Associates, PC
Conner & Associates, PC
Newtown, Pennsylvania
27 February 2009

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	12/31/2008	12/31/2007
		*
Assets
Prepaid expenses	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$1,750	$3,500

Total liabilities	1,750	3,500

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares:
100,000 issued and outstanding as of December 31, 2007 2,400,000 issued and outstanding as of December 31, 2008	240	200
Additional paid-in capital	13,985	8,235
Deficit accumulated during the development stage	(15,975)	(11,935)

Total stockholder's equity (deficit)	(1,750)	(3,500)

Total liabilities and stockholder's equity (deficit)	$-	$-

* restated for comparative purposes (effect of stock split)

See accompanying notes

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

			For the period
	For the twelve	For the twelve	June 27, 2006
	months ended	months ended	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
		*	*

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
Consulting services	40		40
General and administrative expenses	4,000	5,700	15,935

Loss form operations	4,040	5,700	15,975

Provision for income taxes	-	-	-

Net loss	$(4,040)	$(5,700)	$(15,975)

Weighted average number of common shares outstanding (basic and fully diluted)	2,400,000	2,400,000	2,400,000

Basic and diluted (loss) per common share	$(0.002)	$(0.002)	$(0.007)

* restated for comparative purposes (effect of stock split)

See accompanying notes

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period June 27, 2006 (Inception) to December 31, 2008

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - June 27, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common shares *	2,000,000	200	1,900	-	2,100

Capital contributions - shareholder	-	-	575	-	575

Net (loss)	-	-	-	(6,235)	(6,235)

Balance, December 31, 2006	2,000,000	$200	$2,475	$(6,235)	$(3,560)

Capital contributions - shareholder	-	-	5,760	-	5,760

Net (loss)	-	-	-	(5,700)	(5,700)

Balance, December 31,2007	2,000,000	$200	$8,235	$(11,935)	$(3,500)

Capital contributions - shareholder	-	-	5,750	-	5,750

Stock issued for services	400,000	40	-	-	40

Net (loss)	-	-	-	(4,040)	(4,040)

Balance, December 31,2008	2,400,000	$240	$13,985	$(15,975)	$(1,750)

* restated for comparative purposes (effect of stock split)

See accompanying notes

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			For the period
	For the twelve	For the twelve	June 27, 2006
	months ended	months ended	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
			*

Cash flows from operating activities
Net (loss)	$(4,040)	$(5,700)	$(15,975)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	-	1,500	-
Increase (decrease) in accounts payable	(1,750)	(1,560)	1,750

Net cash (used in) operating activities	(5,790)	(5,760)	(14,225)

Cash flows from financing activities
Proceeds from issuance of common stock	40	-	2,100
Proceeds from additional capital contributions	5,750	5,760	12,125

Net cash provided by financing activities	5,790	5,760	14,225

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

* restated for comparative purposes (effect of stock split)

See accompanying notes

FREEDOM 6, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through December 31, 2008, the Company did not maintain any bank accounts.

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

NOTE 4.                      STOCK ISSUED FOR SERVICES

On September 18, 2008, post-stock split as described in Note 5, the Company issued 400,000 shares for services rendered by consultants on behalf of the Company. The Company valued these shares at their respective par value of $.0001. The accompanying audited financial statements reflect $40 (400,000 times $.0001) as consulting services for the year ended December 31, 2008. As of December 31, 2008, these shares represent 16.67% of the total outstanding commons shares of the Company. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance from the exemptions there from afforded the Company under Section 4(2) promulgated there under due to the fact that the issuance did not involve a public offering. The shares were issued on a post-split basis.

In the year ended December 31, 2007, no stock was issued for services.

NOTE 5.                      COMMON STOCK

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

Prior to the Forward Split, there were 100,000 shares of the Company’s common stock issued and outstanding.  Upon the effectiveness of the Forward Split there were 2,000,000 shares of the Company’s common stock. Upon the issuance of an aggregate of 400,000 shares of the Company’s common stock as discussed in Note 4, there are an aggregate of 2,400,000 shares of the Company’s common stock issued and outstanding as of December 31, 2008. The Company did not amend the par value of the Company’s common stock.

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

NOTE 7.                      INCOME TAXES

The Company has approximately $6,390 in gross deferred tax assets at December 31, 2008, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period June 27, 2006 (inception) to December 31, 2008. At December 31, 2008, the Company has federal net operating loss carry forwards of approximately $15,975 available to offset future taxable income through 2027.

For the period June 27, 2006 (inception) to December 31, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%

State taxes - net of federal benefits	-5%

Valuation allowance	39%

Income tax rate – net	0%

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 or 2008 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)        Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended December 31, 2008:

Name	Age	Position	Term

Virginia K. Sourlis	44	President and Sole Director	June 27, 2006 - present

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

Virginia’s law firm handles Rule 504, 505 and 506 private placements, Underwritten Public Offerings (also direct and shelf), Regulation A Offerings, Traditional Initial Public Offerings, Reverse Mergers, Rule 15c2-11 Pink Sheet (and unsolicited quote) and OTCBB applications, Regulation of formal/informal disclosure requirements, 1933 and 1934 Act Registration Statements (i.e. Form S-1, Form 10), compliance with FINRA Rules and Regulations, FINRA audits, SEC audits, Rule 144/144A transactions and legal opinions, Sarbanes Oxley Act compliance, Blue Sky law compliance, Proxy Statements and Information Statements, Form 10-Ks, Form 10-Qs, Form 8-Ks, Forms 3, 4, & 5, and Forms 13G & 13D, and counsel and advise companies regarding general securities and corporate/business legal matters.

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

Based solely on the Company’s review of the copies of the forms received by it during the period from June 27, 2006 (inception) to December 31, 2008 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Item 11.  Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2008.

Name and Position	Year	Annual Compensation

Virginia K. Sourlis, President & Sole Director	2008	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period June 27, 2006 (inception) to December 31, 2008, no director expenses were incurred.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of February 27, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. The percentages displayed below are based upon 2,400,000 shares of common stock issued and outstanding at the time this annual report was filed with the Securities and Exchange Commission.

	Amount and Nature of
Name and Address	Beneficial Ownership	Percentage of Class

Getting You There, LLC(1)	2,000,000	83.33%
2 Bridge Avenue
Red Bank, NJ 07701

Philip Magri	225,000	9.38%
2 Bridge Avenue Red Bank, NJ 07701

All Officers and Directors as a group	2,000,000	83.33%

(1)         Virginia K. Sourlis is the sole owner of Getting You There, LLC (located at the same address of the Company) and is the President and sole director of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2008	$3,000	Conner & Associates, P.C.
2007	$4,700	Conner & Associates, P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Conner & Associates, P.C.
2007	$0	Conner & Associates, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2008	$0	Conner & Associates, P.C.
2007	$0	Conner & Associates, P.C.

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Conner & Associates, P.C.
2007	$0	Conner & Associates, P.C.

PART IV.
Item 15.  Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 27, 2006.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM 6, INC.

Dated: February 27, 2009	By:	/s/ VIRGINIA K. SOURLIS
Virginia K. Sourlis President and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIRGINIA K. SOURLIS	President and Director	February 27, 2009
Virginia K. Sourlis	(Principal Executive and Financial Officer)